Form 10KSB
period 2007-12-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2008-03-31
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-53126

DATA STORAGE CONSULTING SERVICES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8096131
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

13990 Braun Road
Golden, Colorado	80401
(Address of principal executive offices)	(zip code)

(303) 883-9334
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: March 14, 2008, was 8,929,000.

FORM 10-KSB

Data Storage Consulting Services, Inc.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Data Storage Consulting Services” “we,” “us,” and “our,” refer to Data Storage Consulting Services, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

We have no operating history.

 We began operations in December, 2006. Since the inception of our current business operations, we have been engaged in organizational activities, including developing a strategic operating plan, developing processing technology, and raising private capital. We have no production facilities. Accordingly, we have no relevant operating history upon which an evaluation of our performance and future prospects can be made.

We have had a history of losses.

We have had no income for the fiscal year ended December 31, 2007. We have a history of net losses.   We incurred a net loss of $100 for the fiscal year ended December 31, 2007.  We incurred a net loss of $8,450 from inception through December 31, 2007  From December 12, 2006 (date of inception) through December 31, 2007, we reported an accumulated stockholders’ deficit of $8,550. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our products and use our services and products; and

•	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $30,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2006. We have operated as a corporation but have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be continue to incur losses, which may result in a decline in our stock price.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

We intend to expand our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or may even reduce the current size of our operations.

We may need to raise additional funds, and these funds may not be available when we need them.

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $30,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of December 31, 2007, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

Because we are small and do not have much capital, we must limit our operations. A company in our industry with limited operations has a smaller opportunity to be successful.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to providing a limited range of products and services as the only area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Because our current officers and directors are involved with other businesses, some of which are in the same industry, the manner in which we operate may create the possibility of a conflict of interest.

All of our officers and directors are also involved with other businesses, some of which are other businesses in the same industry. Messrs. Hanson, and Hartman are involved in other businesses in the same industry. Messrs. Ross and Neil Bernstein are involved in other business activities not related to the same industry but which require their time and attention.  All of these other arrangements could create conflict of interest with respect to our operations. Each of our officers and directors is aware of their responsibilities with respect to corporate opportunities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Each officer and director has agreed to contract with the Company on the same or better terms and conditions than each would with unaffiliated third parties. Each of these officers and directors will use their best judgments to resolve all potential conflicts. We cannot guarantee that any potential conflicts can be avoided.

Our success will be dependent upon our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Messrs. Ross and Neil Bernstein, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Messrs. Ross and Neil Bernstein. We have not obtained key man life insurance on the lives of any of these individuals.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products.

We will continue to evaluate opportunities to develop product solutions, and when we choose to develop such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell certain of our products.

Most of our revenue and a majority of our gross profit is expected to come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships will change from time to time, we must rely upon technology partners to augment and enhance the products we plan to sell. At the present time, we do not have any technology partners and cannot guarantee we will ever develop any such partners. If we do develop such partners, we risk that a given technology partner will change its marketing strategy and de-emphasize its use of marketing partners such as us. Our ability to generate revenue from reselling  its products would diminish and our operations and results of operations would be materially and adversely affected.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients.

We may be unable to hire and retain key personnel.

Our future success depends on our ability to attract qualified storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs.

We may need to substantially invest in marketing efforts in order to grow our business, which will be expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

Our business is not diversified, which could result in significant fluctuations in our operating results.

All of our business is involved in the marketing of selling integrated data storage solutions, and, accordingly, is dependent upon trends in the sector. Downturns in the integrated data storage solutions sector could have a material adverse effect on our business. A downturn in the integrated data storage solutions sector may reduce our stock price, even if our business is successful.

Our directors have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

The current members of our Board of Directors beneficially own, in the aggregate, approximately 90% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter, which is opposed by the Board of Directors, would be able to obtain the number of votes necessary to overrule the vote of the Board of Directors. Further, the control by the directors means that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.

Risks Associated with our Stock:

Buying low-priced penny stocks is very risky and speculative.

The shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

Our common stock currently has no trading market and there is no guarantee a trading market will ever develop for our securities.

There is presently no demand for our common stock. There is presently no public market for our shares. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

All of our common stock is restricted but could become eligible for resale under Rule 144; this could cause the market price of our common stock to drop significantly, even if our business is doing well.

Of our total outstanding shares, 8,525,000, or approximately 96%, are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in December, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 8,929,000 shares at March 14, 2008. This includes the common shares we sold in our recent public offering, which may be resold in the public market immediately.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Data Storage Consulting Services, Inc. sell data storage protection and consulting services to small and medium businesses. We currently operate exclusively in Colorado We market and sell our products and services to directly to business end users. We have a limited history of operations. Our auditors have expressed doubts about our ability to continue as a going concern. Our headquarters are located at 13990 Braun Road, Golden, CO 80401. Our phone number at our headquarters is (303)883-9334. Our fiscal year end is December 31.

We were incorporated in the State of Colorado on December 12, 2006. We plan to sell data storage protection and consulting services to small and medium businesses.  We believe that most small and medium businesses do not protect their data assets adequately and cannot afford to use the current offerings of the major storage vendors in the market today.  Further, as a result of increasing compliance requirements, such as Sarbanes-Oxley, many small and medium businesses previously unwilling to entertain discussions about data storage are open to the concept.  The problem of data loss has the effect of shuttering the majority of small companies that are affected within 5 years of the event.  During the 9/11 terrorist attacks that brought down the Trade Centers, over 200 small and medium businesses had to close their doors, in large part, because they did not having a proper data storage protection practice in place. We believe that this problem represents approximately a $200 million opportunity for data storage protection services for small and medium business in the Denver Colorado area alone.

Network storage systems are secondary, high-speed computer networks dedicated to data storage and backup functions. Demand for data storage is the result of the growth of data-intensive applications, from areas such as document imaging, pharmaceutical development, electronic banking, satellite imagery manipulation and scientific research, to applications as common as email. In addition to our potential clients’ fundamental need to store increasing quantities of data, the ability to access that data rapidly (referred to as “availability”) also drives infrastructure requirements, as today’s businesses depend on rapid response times in many functions, both for internal operations and to enable responsiveness to customers and vendors. Moreover, regulatory and geopolitical developments over the past several years have converged with general business requirements to cause businesses to recognize the need for effective data archiving and the corresponding need for rapid recovery of that data in the event of disaster or other failure. Consolidating data storage in networks at centralized data centers is one way to address each of these requirements by increasing the accessibility of data to multiple end-users, maintaining effective archives of that data and at the same time offering potential for lower costs through increased utilization and more efficient management.

Networked storage systems have become accepted solutions for data storage, and are increasingly adopted because they address many of the storage-related challenges arising in today’s open systems networks, including:

•	The generally higher cost of direct-attached storage environments due to inefficient storage utilization and high maintenance costs in those environments;

•	The isolation and resulting performance inefficiencies of direct-attached storage environments that result from restrictive server-to-storage connectivity and incompatible storage protocols;

•	The often greater complexity of upgrading server and storage capacities in direct-attached environments; and

•	The generally greater complexity of providing comprehensive data security, protection and disaster recovery functionalities in direct-attached environments.

By centralizing data storage functions, storage networks create a reservoir of storage resources that can be shared both locally and over long distances, thereby increasing resource utilization and allowing the data to be shared, managed and accessed by diverse end-users. Because the personnel and other costs of managing a computer infrastructure are sometimes greater than the hardware and software costs, this increased manageability also provides opportunities for cost savings over traditional direct-attached storage.

Data backup and disaster recovery systems are natural adjuncts to data storage systems. We design and implement these in both networked and direct-attached environments, depending on the client’s requirements. These systems create repositories for maintaining additional electronic copies of an organization’s data, which can guard against both small-scale failures, such as the malfunction of a single computer, and large-scale disasters, such as the destruction of an entire data center. There now exists a variety of technologies for building such backup and disaster recovery systems, including both tape and disk systems.

The Solution

Unlike existing methods which may be too costly for most small or medium business budgets, and if purchased, too disruptive to the operation of those businesses, our approach is to assist the businesses by providing the data protection as an integrated service rather than a capital expenditure.  For our clients, this means that they do not have to employ data storage protection specialists in their IT departments, nor do they have to come up with the capital expenditure to afford a typical solution.  We are able to do this because we believe that we have a depth of expertise in the enterprise data protection industry.  Our patent pending storage system will be combined with our service department to provide the data protection that will allow our clients to focus on building their business, instead of worrying about their most important asset, data.

These are the services we plan to provide to our clients:

1.	Assessment of Data Storage policies and procedures including:
a.	On-Line Disk Storage
b.	Near-Line Disk Storage
c.	Off-Line Storage: Tape or Optical
d.	Backup and Restore
e.	Disaster Recovery
f.	Business Continuance
2.	Discovery of critical data assets and their value to the existence of these companies.
3.	Identification of financial value of data based on companies’ internal policies and procedures.
4.	Discovery of regulatory requirements for industry specific data assets.
5.	Design and implementation of data storage solution to accommodate the needs of the business using the data protection appliance.
6.	Design and implementation of Disaster Recovery and Business Continuance plan.

It is critical to the success of any infrastructure design to have the maximum amount of information available to the design consultant. The gathering of this data by out consultants will be done through a process that includes: personnel interviews, system discovery using software collection methodology, manual review and inventory of technology assets, regulatory agency investigation, and review of internal financial practice. Once this information is gathered and documented in the final assessment deliverable will include:

1.	Financial Impact review
2.	Compliance Review
3.	Solution Design
4.	Implementation Schedule
5.	Pricing proposal

The Product:

We have a patent pending storage appliance which is an integrated hardware and software product.

Software Features:

1.	Windows Based
2.	NAS services
3.	CIFS services
4.	iSCSI services
5.	Smart Folders Capabilities

Hardware Features;

1.	Intel Based Processor
2.	2u Enclosure
3.	Fully available via/MS Cluster software
4.	Battery Backup
5.	SAN/NAS/ISCSI connectivity

(c) PROPOSED OPERATIONS

Our goal is to develop clients who will sign annual contracts that will enable us to manage their data storage using one of two methods:

Outsource: A client would have their entire data storage infrastructure managed using our storage product. This will be accomplished by placing the product with the client and then contracting for a specific set of services provided by us. The extent of the services will be identified by our initial assessment. The clients’ data would be stored at a third party Storage Services Provider from whom we plan to contract. We have not identified a specific Storage Services Provider at this point, but we consider such Providers to be readily available. The revenue derived from this type of arrangement would be an annual contract, the cost of which will be determined by the amount of data and the services needed.

In-house: The client would contract with us to manage their entire data storage infrastructure at their location. This would include the purchase and implementation of the proposed product from us and an annual agreement with us for a storage consultant to monitor the client’s data.

We believe that utilizing our existing personal and business relationships will be essential to our overall success. Our plan is to concentrate our sales and marketing efforts in the Denver Metropolitan area. With the proceeds of the minimum offering, we plan to operate our storage consulting business only in the Denver metro area. With the maximum proceeds, we plan to expand the geographical coverage of our business to include the entire Western United States.

 (d) MARKETS

We plan to market through our direct sales organization as well as the numerous technology outsourcing companies in the storage management market. The directors and officers of the company have extensive personal and business in this area.  We believe that through word of mouth advertising and personal contacts we believe we can develop a client base that will provide initial revenue opportunity for the business.

We see three potential revenue streams available to us:

1.
Consulting Services: Consulting services would offer a one time revenue opportunity to us. This service would be offered at a cost based on the size of the client’s data storage environment and number of computer seats.

2.
Support Services: Support services would offer recurring revenue. The revenue derived from this type of arrangement would be an annual contract the cost of which will be determined by the amount of data and the services needed by the client. These contracts would typically be negotiated on a 1, 3 or 5 year term.

3.	Appliance Sales: The cost of the appliance will be based on the amount of storage and the services provided.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time.

(f) CUSTOMERS AND COMPETITION

The existing Data Storage Consulting space is extremely competitive. The market for data storage is served by many manufacturers, value added resellers, storage solution providers and storage service providers, and is generally highly competitive. Major computer system firms all offer storage systems along with their server, workstation and desktop computer systems. To some extent, our products and services compete with those systems. We also face direct competition from manufacturers specializing in storage technology products. Some of these manufacturers are EMC/EMC Software Group, Hitachi Data Systems, Sun Microsystems, and Network Appliance. Some product companies address the market with a direct sales model, some employ a channel partner-only strategy, while most use a hybrid strategy that includes both. As noted in “RISK FACTORS,” many or all of these manufacturers have greater financial and other resources than we have. With companies like these focused on this growing segment of technology the opportunity to participate in Fortune 5000 accounts in not a realistic objective. However we believe that small and medium sized companies are currently growing at a higher percentage than the largest organizations. We plant to focus our energy on these accounts and believe this space will provide the necessary client base and revenues to make this an extremely successful and profitable opportunity.

A number of these competitors would also be key technology suppliers of ours. Those that are not would provide competition in our accounts and markets. In some cases, in large legacy accounts of technology partners, we will face competition directly from those suppliers. A large number of private company value-added resellers (“VARs”) serve as sales and distribution outlets for the manufacturers listed above, and although many of these offer only component sales and distribution, we sometimes compete with these companies at the client-user level. We also plan to face competition from other resellers offering the same or similar equipment from the same technology partners. In general, these competitors are regional. We expect to compete with companies that characterize themselves as storage solution providers, in whole or in part, such as GTSI, MTI, Cranel and Datalink.

The methods of competition vary widely between accounts and between individual sales opportunities, but in general include a blend of product performance, service and price. We seek to provide a high level of expertise and service to our clients rather than merely reselling products at the lowest possible cost. We believe that a reasonable number, though clearly not all, customers for these types of products would place value on the engineering expertise and service that we provide during and after the sales process, and accordingly will purchase from us, as a full solution provider, rather than from a low-cost component reseller.

 (g) BACKLOG

At December 31, 2007, we had no backlogs.

(h) EMPLOYEES

At this time we have no full time employees. If the offering is successful and we obtain the minimum proceeds we will initiate the hiring of two full time Storage Consultants.  We will also have two of the board members join the organization on a part time basis to initiate the growth from a sales and marketing prospective.

While Mr. Ross Bernstein, Mr. Hanson and Mr. Hartman have had extensive business start up, consulting and sale of data storage solutions experience, as we expand, we intend to hire additional employees. However, we have no present plans to do so. We may hire part-time help as needed from time-to-time for specific projects. We do not pay salaries to our officers. However, we reimburse them for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We are not subject to any material government or industry regulation regarding our planned activities.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) SUBSEQUENT EVENT

On March 7, 2008, we closed our registered public offering. We sold a total of 404,000 common shares at a price of $.25 per share, for a total of $101,000.

(n) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 13990 Braun Road, Golden, CO 80401.  Our telephone number is (303) 883-9334.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own various items of office equipment. We rent office space from our President, Mr. Ross Bernstein under a verbal month to month lease for which we pay no rent per month.  This office space is located at 13990 Braun Road, Golden, CO 80401.  We currently carry no inventory and have no other property. With the proceeds of this offering, we do not plan to acquire inventory.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of March 14, 2008, there were sixty record holders of our common stock and there were 8,929,000 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. All of our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Stock Transfer Agent

           The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado. Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

We have no operating history. We have only recently been organized. We were incorporated in December, 2006. In addition, we have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year.

We have had no revenues for each of the reporting periods.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

We have had no operations for each of the reporting periods.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended December 31, 2007 was $8,450.  Operating expenses for the fiscal year ended December 31, 2006 was $100.  Our operating expenses from inception (December 12, 2006) through the fiscal year ended December 31, 2007 was $      8,550. The major components of operating expenses to date include professional fees.

We plan to make every effort to keep operating expenses constant as product sales and consulting services develop. We do not plan to carry any inventory. Therefore, each additional sale or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $8,450 for the fiscal year ended December 31, 2007. For the fiscal year ended December 31, 2006, we had a net loss of $100. From inception (December 12, 2006) through December 31, 2007, we had a net loss of $8,550.

Based upon our current plans, we plan to adjust our operating expenses so that cash generated from operations and from working capital will be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $36,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2007, we had cash or cash equivalents of $135.

Net cash provided by operating activities was $2,200 for the period from inception through December 31, 2007 and for the fiscal year ended December 31, 2007.  These are a related party payable and compensatory stock issuances.

Cash flows used by investing activities were $10,465 for the period from inception through December 31, 2007 and for the fiscal year ended December 31, 2007. All consisted of deferred offering costs.

Cash flows provided by financing activities accounted for $7,500 for the fiscal year ended December 31, 2007 and $8,400 for the period from inception through December 31, 2007. These cash flows were all related to sales of stock. On March 7, 2008, we closed our registered public offering. We sold a total of 404,000 common shares at a price of $.25 per share, for a total of $101,000.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop operations. We plan to buy office equipment to be used in our operations.

We believe that the offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to expand into additional locations, which we have no plans to do at this time.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the offering is complete and the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. This includes the situation in which the minimum offering is not sold. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in purchases of technology could have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this document. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

Financial Statements for Period Ended December 31, 2007

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Balance sheets	2
Statements of operations	3
Statements of stockholders' equity	4
Statements of cash flows	5
Notes to financial statements	7

Ronald R. Chadwick, P.C.
Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado  80014
Phone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Data Storage Consulting Services, Inc.
Englewood, Colorado

I have audited the accompanying balance sheets of Data Storage Consulting Services, Inc. as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from December 12, 2006 (inception) through December 31, 2006, the year ended December 31, 2007, and for the period from December 12, 2006 (inception of the development stage) through December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Consulting Services, Inc. as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the period from December 12, 2006 (inception) through December 31, 2006, the year ended December 31, 2007, and for the period from December 12, 2006 (inception of the development stage) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                              /s/ Ronald R. Chadwick, P.C.
March 28, 2008                                                                RONALD R. CHADWICK, P.C.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2006	Dec. 31, 2007
ASSETS

Current assets
Cash	$900	$135
Total current assets	900	135

Deferred offering costs		10,465

Total Assets	$900	$10,600

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$-	$2,300
Total current liabilities	-	2,300

Total Liabilities	-	2,300

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,450,000 (2006) and 8,525,000 (2007)	8,450	8,525
shares issued and outstanding
Additional paid in capital	900	8,325
Deficit accumulated during the development stage	(8,450)	(8,550)

Total Stockholders' Equity	900	8,300

Total Liabilities and Stockholders' Equity	$900	$10,600

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Dec. 12, 2006
	Dec. 12, 2006		(Inception of
	(Inception)		Dev. Stage)
	Through	Year Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Revenue	$-	$-	$-

Operating expenses:
General and administrative	8,450	100	8,550
	8,450	100	8,550

Income (loss) from operations	(8,450)	(100)	(8,550)

Other income (expense):	-	-	-

Income (loss) before provision
for income taxes	(8,450)	(100)	(8,550)

Provision for income tax	-	-	-

Net income (loss)	$(8,450)	$(100)	$(8,550)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,450,000	8,489,583

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at Dec. 12, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of stock to founders for
services	8,450,000	8,450			8,450

Paid in capital - founders			900		900

Gain (loss) for the period				(8,450)	(8,450)

Balances at December 31, 2006	8,450,000	$8,450	$900	$(8,450)	$900

Sales of common stock	75,000	75	7,425		7,500

Gain (loss) for the period				(100)	(100)

Balances at December 31, 2007	8,525,000	$8,525	$8,325	$(8,550)	$8,300

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Dec. 12, 2006
	Dec. 12, 2006		(Inception of
	(Inception)		Dev. Stage)
	Through	Year Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(8,450)	$(100)	$(8,550)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables		2,300	2,300
Compensatory stock issuances	8,450		8,450
Net cash provided by (used for)
operating activities	-	2,200	2,200

Cash Flows From Investing Activities:
Deferred offering costs		(10,465)	(10,465)
Net cash provided by (used for)
investing activities	-	(10,465)	(10,465)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Dec. 12, 2006
	Dec. 12, 2006		(Inception of
	(Inception)		Dev. Stage)
	Through	Year Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock		7,500	7,500
Paid in capital	$900		900

Net cash provided by (used for)
financing activities	900	7,500	8,400

Net Increase (Decrease) In Cash	900	(765)	135

Cash At The Beginning Of The Period	-	900	-

Cash At The End Of The Period	$900	$135	$135

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Data Storage Consulting Services, Inc. (the “Company”), was incorporated in the State of Colorado on December 12, 2006. The Company was formed to provide data management, consulting and storage services to clients.

Development stage company

The Company is currently in the development stage and has no significant operations to date.

Fiscal year

The Company employs a fiscal year ending December 31.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less as cash equivalents.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

DATA STORAGE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Products and services, geographic areas and major customers

The Company plans to generate revenue from the sale of data storage services. Sales are anticipated to be to external customers, either domestic or foreign.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

DATA STORAGE CONSULTING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company)

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109.

At December 31, 2006 and 2007 the Company had approximately $8,500 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset of approximately $1,700 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was approximately $1,700 and $20.

NOTE 3. GOING CONCERN

The Company has suffered losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Ross Bernstein 13990 Braun Road, Golden, CO 80401	49	President, Chief Executive Officer and Director

Kirk Hanson 13990 Braun Road, Golden, CO 80401	39	Vice President, Chief Operating Officer, and Director

Neil Bernstein 13990 Braun Road, Golden, CO 80401	53	Chief Financial Officer ,Secretary-Treasurer

William Hartman 13990 Braun Road, Golden, CO 80401	41	Vice President, Chief Technology Officer, and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Ross Bernstein has been the President Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of our company since inception in December, 2006. He has been involved in the data storage and data management sector of computer technology for over twenty years. He began his technology sales career with Columbine Systems of Golden, Colorado in 1985, selling IBM hardware to the broadcast industry. In 1991 he was employed by R-Squared of Englewood, Colorado. His role there was inside sales with focus on Financial Services Institutions as a vertical market. Within six month he became an outside sales representative and a top revenue producer in the company. In 1995 he went to work at Data Management Solutions, Inc of Denver, Colorado as a sales representative and within fiscal year was named Executive Vice President of Sales and Marketing. Within two years under his purview annual revenues rose from $600,000 to over $16,000,000. In January of 1999 he started his own company, Value Technology, Inc (VTI). VTI was acquired by SANZ, Inc., a publicly traded Colorado Company in July of 2000. He worked at SANZ until November, 2004 as the Vice President of Sales and Business Development. At that time, he became Director of Storage Solutions at Paragon Solutions Group, a private Colorado company. He left Paragon Solutions Group in 2007 to found our company. He will devote a minimum of forty hours per week to our operations.

Kirk Hanson has been a Vice President Chief Operating Officer and a Director of our company since inception in December, 2006. He has over 15 years of experience with various high-tech companies  He began his career in computer technology with data storage focus in 1997 as the Chief Financial and Operations Officer for Data Management Solutions (DMSI). After DMSI was acquired by Cranel, he was named the Business Manager of Professional Services where he ran the Professional Services organization of 28 consultants. From Cranel he joined Mr. Ross Bernstein at VTI where they together with Mr. Hartman grew a start up company from $0 to $6M in an 18 month span. After the acquisition of VTI by SANZ Mr. Hanson became the Vice President of Sales Operations and Chief Information Officer of this publicly traded company. He left in SANZ in November of 2006 and is now employed at Z5Systems. He will devote a minimum of  ten hours per month to our operations.

William Hartman has been a Director and Chief Technology Officer of our company since inception in December, 2006. Mr. Hartman has 20 years experience in the data storage industry. He has provided consulting assessments, design and implementing services for complex and large-scale storage, disaster recovery and backup infrastructures. His experience in this field has equated to industry wide recognitions as one of the foremost experts in this business. Currently in his fifth year at SANZ in the role of Vice President of Technology and Architecture he is responsible for the coordination and delivery of all technology solutions - Storage, Backup and Recovery, and Business Continuance to the US Government. Bill developed the SANZ “Go to Market” technology solutions, created the Assessment Services Methodology and delivery programs. His biggest projects include a backup and recovery assessment of over 6000 servers globally for a large European bank, the Global DR architecture for the US Marine Corp and the Enterprise Storage Architecture for the FBI. Prior to joining SANZ, Bill’s roles at Veritas and IBM included technical architect and solutions specialist between field and product development. He will devote a minimum of  ten hours per month to our operations.

Neil Bernstein has been the Chief Financial Officer and Secretary-Treasurer of our company since inception in December, 2006. He has since held various positions focused on financial planning and development for individuals and small businesses. His experience as a Financial Principal at Spencer Olsen Securities provided him a strong knowledge and understanding of the regulatory rules and regulations associated with publicly traded companies. Mr. Bernstein graduated from Franklin Pierce College in 1976 with a Bachelor of Science Degree in Public Accounting. He will devote a minimum of ten hours per month to our operations.

Family Relationships

Ross and Neil Bernstein are brothers. There is no family relationship among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 14, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. A total of 8,929,000 shares are issued and outstanding.

Name and Address Beneficial Owner(1)	No. of Shares	Percentage of Ownership

Ross Bernstein(2) 13990 Braun Road, Golden, CO 80401	6,500,000	72.7%

Kirk Hanson 13990 Braun Road, Golden, CO 80401	300,000	3.4%

Neil Bernstein 13990 Braun Road, Golden, CO 80401	104,000	1.2%

William Hartman 13990 Braun Road, Golden, CO 80401	300,000	3.4%

All Officers and Directors as a Group (four persons)	7,204,000	80.7%
_______________________

(1)	All shares of owned beneficially or of record.
(2)	Ross Bernstein owns 3,500,000 shares of record. His wife owns 3,000,000 shares of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We rent office space from our President and major shareholder, Mr. Ross Bernstein, under a verbal month to month lease for which we pay no rent per month.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1 31.2	Certification of CEO pursuant to Sec. 302 Certification of CFO pursuant to Sec. 302
32.1 32.2	Certification of CEO pursuant to Sec. 906 Certification of CFO pursuant to Sec. 906

* Previously filed under cover of Form SB-2 on July 26, 2007.

(b)                 Reports on Form 8-K. We filed one report under cover of Form 8-K on March 10, 2008, relating to closing of our public offering and our transfer agent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $3,250 for the year ended December 31, 2007 and $0 for the year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

    We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer

Date: March 31, 2008	By:	/s/ William Hartman
William Hartman
Director

Date: March 31, 2008	By:	/s/ Kirk Hanson
Kirk Hanson
Director