Form 10QSB
period 2008-03-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2008-05-14
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

Commission File No. 000-53126

DATA STORAGE CONSULTING SERVICES, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8096131
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

13990 Braun Road
Golden, Colorado	80401
(Address of principal executive offices)	(zip code)

(303) 883-9334
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

As May 1, 2008, registrant had outstanding 8,929,000 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Data Storage Consulting Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Data Storage Consulting Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	Dec. 31, 2007	Mar. 31, 2008
ASSETS

Current assets
Cash	$135	$58,002
Total current assets	135	58,002

Deferred offering costs	10,465	-

Total Assets	$10,600	$58,002

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$2,300	$1,605
Total current liabilities	2,300	1,605

Total Liabilities	2,300	1,605

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,525,000 (2007) and 8,929,000 (2008)	8,525	8,929
shares issued and outstanding
Additional paid in capital	8,325	64,836
Deficit accumulated during the development stage	(8,550)	(16,918)

Total Stockholders' Equity	8,300	56,847

Total Liabilities and Stockholders' Equity	$10,600	$58,452

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Revenue	$-	$-	$-

Operating expenses:
General and administrative	20	8,368	16,918
	20	8,368	16,918

Income (loss) from operations	(20)	(8,368)	(16,918)

Other income (expense):	-	-	-

Income (loss) before provision
for income taxes	(20)	(8,368)	(16,918)

Provision for income tax	-	-	-

Net income (loss)	$(20)	$(8,368)	$(16,918)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,466,667	8,861,667

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(20)	$(8,368)	$(16,918)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables		(695)	1,605
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	(20)	(9,063)	(6,863)

Cash Flows From Investing Activities:
Deferred offering costs	(5,000)	(34,070)	(44,535)
Net cash provided by (used for)
investing activities	(5,000)	(34,070)	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock	5,000	101,000	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	5,000	101,000	109,400

Net Increase (Decrease) In Cash	(20)	57,867	58,002

Cash At The Beginning Of The Period	900	135	-

Cash At The End Of The Period	$880	$58,002	$58,002

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Data Storage Consulting Services, Inc. (the “Company”), was incorporated in the State of Colorado on December 12, 2006. The Company was formed to provide data management, consulting and storage services to clients.

Development stage company

The Company is currently in the development stage, and has commenced operations but has not yet generated significant revenues.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

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

We have a limited operating history.

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

We have had a history of losses.

We incurred a net loss of $8,368 for the fiscal quarter ended March 31, 2008. From December 12, 2006 (date of inception) through March 31, 2008, we had a net loss of $16,918. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

For the fiscal years ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to locate clients who will purchase our products and use our services and products; and

♦	our ability to generate significant revenues.

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

As of March 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 8,525,000, or approximately 96%, are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in December, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 8,929,000 shares at May 1, 2008. This includes the common shares we sold in our recent public offering, which may be resold in the public market immediately.

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

Overview and History

            Data Storage Consulting Services, Inc. sells data storage protection and consulting services to small and medium businesses. We currently operate exclusively in Colorado. We market and sell our products and services to directly to business end users. We have a limited history of operations.

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

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2008 and March 31, 2007.

For the fiscal quarters ended March 31, 2008 and March 31, 2007 we had no revenues.

Our operating expenses consisted solely of general and administrative expenses for all relevant periods. General and administrative expenses for the fiscal quarter ended March 31, 2008 was $8,368. General and administrative expenses for the fiscal quarter ended March 31, 2007 was $20. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $8,368 for the fiscal quarter ended March 31, 2008, compared to a net loss of $20 for the fiscal quarter ended March 31, 2007.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had cash or cash equivalents of $58,002.

Net cash used for operating activities was $9,063 for the period ended March 31, 2008, compared to cash used for operating activities of $20 for the period ended March 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used for investing activities were was $34,070 for the period ended March 31, 2008, compared to cash used for investing activities of $5,000 for the period ended March 31, 2007. All cash flows were related to defered offering costs.

Cash flows provided by financing activities were was $101,000 for the period ended March 31, 2008, compared to cash used for investing activities of $5,000 for the period ended March 31, 2007.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to expand into additional locations, which we have no plans to do at this time.

Otherwise, we do not anticipate needing to raise additional capital resources in the next three months.

Until current operations become cash flow positive, our officers and directors may be required to fund the operations to continue the business. Other than our cash, at this time we have no other resources on which to get funds if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in revenues is based upon the level of our sales activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in interior design work will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the interior design projects and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Plan of Operation

Our plan for the nest twelve is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that we can achieve profitability as we are presently organized with sufficient business.

Other than the shares offered by our recent public offering, no other source of capital has been identified or sought.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

With the proceeds of our recent public offering, we believe that we can adjust our sales and expenses to operate for at least one year before we become profitable or go out of business.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $3,000 in sales per month to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $36,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

 We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

* Previously filed under cover of Form SB-2 on July 26, 2007.

Reports on Form 8-K

We filed one report under cover of Form 8-K on March 10, 2008, relating to closing of our public offering and our transfer agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein President and Chief Executive Officer

By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer