Form 10KSB/A
period 2007-12-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2008-07-24
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment #1

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ X ]   No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: March 14, 2008, was 8,929,000.

FORM 10-KSB/A

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 24, 2008.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: July 24, 2008	By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer

Date: July 24, 2008	By:	/s/ William Hartman
William Hartman
Director

Date: July 24, 2008	By:	/s/ Kirk Hanson
Kirk Hanson
Director