Form 10-Q
period 2008-05-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2008-08-22
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53126

DATA STORAGE CONSULTING SERVICES, INC.
 (Exact Name of Issuer as specified in its charter)

Colorado	20-8096131
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

13990 Braun Road
Golden, Colorado	80401
(Address of principal executive offices)	(zip code)

(303) 883-9334
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

FORM 10-Q

Data Storage Consulting Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Data Storage Consulting Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	4
Statements of operation	5
Statements of cash flows	6
Notes to financial statements	8

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$135	$17,377
Total current assets	135	17,377

Deferred offering costs	10,465	-

Total Assets	$10,600	$17,377

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$2,300	$1,605
Total current liabilities	2,300	1,605

Total Liabilities	2,300	1,605

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,525,000 (2007) and 8,929,000 (2008)	8,525	8,929
shares issued and outstanding
Additional paid in capital	8,325	64,386
Deficit accumulated during the development stage	(8,550)	(57,543)

Total Stockholders' Equity	8,300	15,772

Total Liabilities and Stockholders' Equity	$10,600	$17,377

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Dec. 12, 2006
					(Inception of
	Three Months	Three Months	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	20	40,625	40	48,993	57,543
	20	40,625	40	48,993	57,543

Income (loss) from operations	(20)	(40,625)	(40)	(48,993)	(57,543)

Other income (expense):	-	-	-	-	-

Income (loss) before provision
for income taxes	(20)	(40,625)	(40)	(48,993)	(57,543)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(20)	$(40,625)	$(40)	$(48,993)	$(57,543)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	8,516,667	8,929,000	8,491,667	8,895,333

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(40)	$(48,993)	$(57,543)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	200	(695)	1,605
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	160	(49,688)	(47,488)

Cash Flows From Investing Activities:
Deferred offering costs	(7,500)	(34,070)	(44,535)
Net cash provided by (used for)
investing activities	(7,500)	(34,070)	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	7,500	101,000	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	7,500	101,000	109,400

Net Increase (Decrease) In Cash	160	17,242	17,377

Cash At The Beginning Of The Period	900	135	-

Cash At The End Of The Period	$1,060	$17,377	$17,377

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our headquarters are located at 13990 Braun Road, Golden, CO 80401. Our phone number at our headquarters is (303) 883-9334. Our fiscal year end is December 31.

Results of Operations

The following discussion involves our results of operations for the quarters ending June 30, 2008 and June 30, 200, for the six months ending June 30, 2008 and June 30, 2007 and from inception (December 12, 2006) through June 30, 2008.

For the fiscal quarters and for the six months ending June 30, 2008 and June 30, 2007 and from inception (December 12, 2006) through June 30, 2008 we had no revenues.

Our operating expenses consisted solely of general and administrative expenses for all relevant periods. General and administrative expenses for the fiscal quarter ended June 30, 2008 was $40,625. General and administrative expenses for the fiscal quarter ended June 30, 2007 was $20. General and administrative expenses for the six months ended June 30, 2008 was $48,993. General and administrative expenses for the six months ended June 30, 2007 was $40. General and administrative expenses from inception (December 12, 2006) through June 30, 2008 were $57,543. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $40,625 for the fiscal quarter ended June 30, 2008, compared to a net loss of $20 for the fiscal quarter ended June 30, 2007.  We had a net loss of $48,993 for the six months ended June 30, 2008, compared to a net loss of $40 for the six months ended June 30, 2007. We had a net loss from inception (December 12, 2006) through June 30, 2008 of $57,543.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of June 30, 2008, we had cash or cash equivalents of $17,377.

Net cash used for operating activities was $49,688 for the period ended June 30, 2008, compared to cash provided by operating activities of $160 for the period ended June 30, 2007. Net cash used for operating activities from inception (December 12, 2006) through June 30, 2008 was $47,488.

We will attempt to maintain overhead costs in current operations as we develop revenues.

Cash flows used for investing activities were $34,070 for the period ended June 30, 2008, compared to cash used for investing activities of $7,500  for the period ended June 30, 2007. All cash flows were related to defered offering costs. Cash flows used for investing activities from inception (December 12, 2006) through June 30, 2008 were $44,535. All cash flows were related to deferred offering costs.

Cash flows provided by financing activities were  $101,000 for the period ended June 30, 2008, compared to cash used for investing activities of $7,500 for the period ended June 30, 2007. Net cash used for operating activities from inception (December 12, 2006) through June 30, 2008 was $109,400. Most of the cash flows were related to the sales of common stock.

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

Other than the shares offered by our recent public offering, no other source of capital has been identified or sought.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We have had a history of losses.

We incurred a net loss of $40,625 for the fiscal quarter ended June 30, 2008. From December 12, 2006 (date of inception) through June 30, 2008, we had a net loss of $57,543. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

As of June 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 8,525,000, or approximately 96%, are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in December, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 8,929,000 shares at August 1, 2008. This includes the common shares we sold in our recent public offering, which may be resold in the public market immediately.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

* Previously filed under cover of Form SB-2 on July 26, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 22, 2008.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein President and Chief Executive Officer

By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer and Financial Officer