Form 10-Q
period 2008-09-30
DATA STORAGE CONSULTING SERVICES, INC.
filed 2008-11-19
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: November 1, 2008, was 8,929,000.

FORM 10-Q

Data Storage Consulting Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Data Storage Consulting Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	4
Statements of operation	5
Statements of cash flows	6
Notes to financial statements	8

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS

Current assets
Cash	$135	$736
Total current assets	135	736

Deferred offering costs	10,465	-

Total Assets	$10,600	$736

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$2,300	$1,605
Total current liabilities	2,300	1,605

Total Liabilities	2,300	1,605

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,525,000 (2007) and 8,929,000 (2008)	8,525	8,929
shares issued and outstanding
Additional paid in capital	8,325	64,386
Deficit accumulated during the development stage	(8,550)	(74,184)

Total Stockholders' Equity	8,300	(869)

Total Liabilities and Stockholders' Equity	$10,600	$736

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Dec. 12, 2006
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	30	16,644	70	65,656	74,206
	30	16,644	70	65,656	74,206

Income (loss) from operations	(30)	(16,644)	(70)	(65,656)	(74,206)

Other income (expense):
Interest income	-	3	-	22	22

Income (loss) before provision
for income taxes	(30)	(16,641)	(70)	(65,634)	(74,184)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(30)	$(16,641)	$(70)	$(65,634)	$(74,184)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	8,525,000	8,929,000	8,502,778	8,906,556

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(70)	$(65,634)	$(74,184)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	2,700	(695)	1,605
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	2,630	(66,329)	(64,129)

Cash Flows From Investing Activities:
Deferred offering costs	(10,465)	(34,070)	(44,535)
Net cash provided by (used for)
investing activities	(10,465)	(34,070)	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	7,500	101,000	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	7,500	101,000	109,400

Net Increase (Decrease) In Cash	(335)	601	736

Cash At The Beginning Of The Period	900	135	-

Cash At The End Of The Period	$565	$736	$736

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the quarters ending September 30, 2008 and September 30, 200, for the nine months ending September 30, 2008 and September 30, 2007 and from inception (December 12, 2006) through September 30, 2008.

For the period from inception (December 12, 2006) through September 30, 2008 we had no revenues.

Our operating expenses consisted solely of general and administrative expenses for all relevant periods. General and administrative expenses for the fiscal quarter ended September 30, 2008 was $16,644. General and administrative expenses for the fiscal quarter ended September 30, 2007 was $30. General and administrative expenses for the nine months ended September 30, 2008 was $65,656. General and administrative expenses for the nine months ended September 30, 2007 was $70. General and administrative expenses from inception (December 12, 2006) through September 30, 2008 were $74,206. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $16,641 for the fiscal quarter ended September 30, 2008, compared to a net loss of $30 for the fiscal quarter ended September 30, 2007.  We had a net loss of $65,634 for the nine months ended September 30, 2008, compared to a net loss of $70 for the nine months ended September 30, 2007. We had a net loss from inception (December 12, 2006) through September 30, 2008 of $74,184.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $736.

Net cash used for operating activities was $66,329 for the nine months ended September 30, 2008, compared to cash provided by operating activities of $2,630 for the nine months ended September 30, 2007. Net cash used for operating activities from inception (December 12, 2006) through September 30, 2008 was $64,129.             .

We will attempt to maintain overhead costs in current operations as we develop revenues.

Cash flows used for investing activities were $34,070 for the nine months ended September 30, 2008, compared to cash used for investing activities of $10,465 for the nine months ended September 30, 2007. Cash flows used for investing activities from inception (December 12, 2006) through September 30, 2008 were $44,535. All cash flows were related to deferred offering costs.

Cash flows provided by financing activities were $101,000 for the nine months ended September 30, 2008, compared to cash provided by financing activities of $7,500 for the nine months ended September 30, 2007. Net cash provided by financing activities from inception (December 12, 2006) through September 30, 2008 was $109,400. All of the cash flows were related to the sales of common stock.

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

We have had a history of losses.

We incurred a net loss of $16,641 for the fiscal quarter ended September 30, 2008. From December 12, 2006 (date of inception) through September 30, 2008, we had a net loss of $74,184. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

As of September 30, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

* Previously filed under cover of Form SB-2 on July 26, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 2008.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein President and Chief Executive Officer

By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer