Form 10-K
period 2008-12-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2009-05-07
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date: April 1, 2009, was 8,929,000.

FORM 10-K

Data Storage Consulting Services, Inc.

INDEX

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

General

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

We sell data storage protection and consulting services to small and medium businesses.  We believe that most small and medium businesses do not protect their data assets adequately and cannot afford to use the current offerings of the major storage vendors in the market today.  Further, as a result of increasing compliance requirements, such as Sarbanes-Oxley, many small and medium businesses previously unwilling to entertain discussions about data storage are open to the concept.  The problem of data loss has the effect of shuttering the majority of small companies that are affected within 5 years of the event.  During the 9/11 terrorist attacks that brought down the Trade Centers, over 200 small and medium businesses had to close their doors, in large part, because they did not having a proper data storage protection practice in place. We believe that this problem represents approximately a $200 million opportunity for data storage protection services for small and medium business in the Denver Colorado area alone.

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

Organization

We are comprised of one corporation with no subsidiaries.

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

Markets

We market through our direct sales organization as well as the numerous technology outsourcing companies in the storage management market. The directors and officers of the company have extensive personal and business in this area.  We believe that through word of mouth advertising and personal contacts we believe we can develop a client base that will provide initial revenue opportunity for the business.

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

 Backlog

At December 31, 2008, we had no backlogs.

Employees

At this time we have no full time employees. Plan to hire two full time Storage Consultants.  We will also have two of the board members join the organization on a part time basis to initiate the growth from a sales and marketing prospective.

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

Proprietary Information

           We own no proprietary information.

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

Item 1A. RISK FACTORS.

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

We have had a history of losses. We have negative stockholders’s equity at December 31, 2008.

We have had no income for the fiscal year ended December 31, 2007 or 2008. We have a history of net losses.   We incurred a net loss of $100 for the fiscal year ended December 31, 2007 and a net loss of $66,354 for the fiscal year ended December 31, 2008.  We incurred a net loss of $74,926 from inception through December 31, 2008. At December 31, 2008, we reported a negative stockholders’ equity of $1,589. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our products and use our services and products; and

•	our ability to generate significant revenues.

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

As of December 31, 2008, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Our common stock currently has a limited trading market and there is no guarantee an active trading market will ever develop for our securities.

There is presently a limited trading market for our common stock. We currently are listed in the Over-the-Counter Bulletin Board but there is no active trading market. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

Most of our common stock is restricted but could become eligible for resale under Rule 144; this could cause the market price of our common stock to drop significantly, even if our business is doing well.

Of our total outstanding shares, 8,525,000, or approximately 96%, are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in December, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 8,929,000 shares at April 1, 2009. This includes the common shares we sold in our recent public offering, which may be resold in the public market immediately.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of April 1, 2009, there were sixty record holders of our common stock and there were 8,929,000 shares of our common stock outstanding.
.
Market Information

   Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol DTAS.OB. The shares became trading in October, 2008 but there is no extensive history of trading. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

From our inception on December 12, 2006 through December 31, 2008, we generated no revenue. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had a net loss of $74,904 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended December 31, 2008 was $66,376.  Operating expenses for the fiscal year ended December 31, 2007 was $100. Our operating expenses from inception (December 12, 2006) through the fiscal year ended December 31, 2008 were $74,926. The major components of operating expenses to date include professional fees.

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

We had a net loss of $66,354 for the fiscal year ended December 31, 2008. For the fiscal year ended December 31, 2007, we had a net loss of $100. From inception (December 12, 2006) through December 31, 2008, we had a net loss of $74,904.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash or cash equivalents of $16.

Net cash used for operating activities was $67,049 for the fiscal year ended December 31, 2008, compared to  net cash provided by operating activities of $2,200 for the fiscal year ended December 31, 2007.

Cash flows used by investing activities were $34,070 for the fiscal year ended December 31, 2008 and $10,465 for the fiscal year ended December 31, 2007. All consisted of deferred offering costs.

Cash flows provided by financing activities accounted for $101,000 for the fiscal year ended December 31, 2008 for $7,500 for the fiscal year ended December 31, 2007. These cash flows were all related to sales of stock. In March, 2008, we closed our registered public offering. We sold a total of 404,000 common shares at a price of $.25 per share, for a total of $101,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 & 2008

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance sheets
Statements of operations
Statements of stockholders' equity
Statements of cash flows
Notes to financial statements

Certified Public Accountant
2851 South Parker Road
Suite 720
Aurora, Colorado  80014
Phone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Data Storage Consulting Services, Inc.
Englewood, Colorado

I have audited the accompanying balance sheets of Data Storage Consulting Services, Inc. as of December 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 12, 2006 (inception of the development stage) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Consulting Services, Inc. as of December 31, 2007 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 12, 2006 (inception of the development stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 30, 2009	RONALD R. CHADWICK, P.C.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008
ASSETS

Current assets
Cash	$135	$16
Total current assets	135	16

Deferred offering costs	10,465	-

Total Assets	$10,600	$16

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$2,300	$1,605
Total current liabilities	2,300	1,605

Total Liabilities	2,300	1,605

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,525,000 (2007) and 8,929,000 (2008)	8,525	8,929
shares issued and outstanding
Additional paid in capital	8,325	64,386
Deficit accumulated during the development stage	(8,550)	(74,904)

Total Stockholders' Equity	8,300	(1,589)

Total Liabilities and Stockholders' Equity	$10,600	$16

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenue	$-	$-	$-

Operating expenses:
General and administrative	100	66,376	74,926
	100	66,376	74,926

Income (loss) from operations	(100)	(66,376)	(74,926)

Other income (expense):
Interest income		22	22
	-	22	22

Income (loss) before provision
for income taxes	(100)	(66,354)	(74,904)

Provision for income tax	-	-	-

Net income (loss)	$(100)	$(66,354)	$(74,904)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	8,489,583	8,844,833

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at December 31, 2006	8,450,000	$8,450	$900	$(8,450)	$900

Sales of common stock	75,000	75	7,425		7,500

Gain (loss) for the year				(100)	(100)

Balances at December 31, 2007	8,525,000	$8,525	$8,325	$(8,550)	$8,300

Sales of common stock (public
offering - net of deferred offering
costs of $44,535)	404,000	404	56,061		56,465

Gain (loss) for the year				(66,354)	(66,354)

Balances at December 31, 2008	8,929,000	$8,929	$64,386	$(74,904)	$(1,589)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(100)	$(66,354)	$(74,904)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	2,300	(695)	1,605
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	2,200	(67,049)	(64,849)

Cash Flows From Investing Activities:
Deferred offering costs	(10,465)	(34,070)	(44,535)
Net cash provided by (used for)
investing activities	(10,465)	(34,070)	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock	7,500	101,000	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	7,500	101,000	109,400

Net Increase (Decrease) In Cash	(765)	(119)	16

Cash At The Beginning Of The Period	900	135	-

Cash At The End Of The Period	$135	$16	$16

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

At December 31, 2007 and 2008 the Company had approximately $8,500 and $75,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset of approximately $1,700 and $15,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was approximately $1,700 and $13,300.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Ross Bernstein 13990 Braun Road, Golden, CO 80401	50	President, Chief Executive Officer and Director

Kirk Hanson 13990 Braun Road, Golden, CO 80401	40	Vice President, Chief Operating Officer, and Director

Neil Bernstein 13990 Braun Road, Golden, CO 80401	54	Chief Financial Officer ,Secretary-Treasurer

William Hartman 13990 Braun Road, Golden, CO 80401	42	Vice President, Chief Technology Officer, and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. A total of 8,929,000 shares are issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We rent office space from our President and major shareholder, Mr. Ross Bernstein, under a verbal month to month lease for which we pay no rent per month.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $3,250 for the period ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

* Previously filed under cover of Form SB-2 on July 26, 2007.

(b)     Reports on Form 8-K. We filed no reports under cover of Form 8-K for the fourth quarter of 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2009.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: May 7, 2009	By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer

Date: May 7 2009	By:	/s/ William Hartman
William Hartman
Director

Date: May 7, 2009	By:	/s/ Kirk Hanson
Kirk Hanson
Director