Form 10-Q
period 2009-03-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2009-05-19
CIK 1407313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: March 31, 2009, was 8,929,000.

FORM 10-Q

Data Storage Consulting Services, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Data Storage Consulting Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheet	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$16	$1
Total current assets	16	1

Deferred offering costs	10,465	-

Total Assets	$10,481	$1

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$1,605	$3,180
Total current liabilities	1,605	3,180

Total Liabilities	1,605	3,180

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,929,000 shares issued and outstanding	8,929	8,929
Additional paid in capital	64,386	64,386
Deficit accumulated during the development stage	(74,904)	(76,494)

Total Stockholders' Equity	(1,589)	(3,179)

Total Liabilities and Stockholders' Equity	$16	$1

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Revenue	$-	$-	$-

Operating expenses:
General and administrative	8,368	1,590	76,516
	8,368	1,590	76,516

Income (loss) from operations	(8,368)	(1,590)	(76,516)

Other income (expense):
Interest income:	-	-	22
			22

Income (loss) before provision
for income taxes	(8,368)	(1,590)	(76,494)

Provision for income tax	-	-	-

Net income (loss)	$(8,368)	$(1,590)	$(76,494)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,861,667	8,929,000

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(8,368)	$(1,590)	$(76,494)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	(695)	1,575	3,180
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	(9,063)	(15)	(64,864)

Cash Flows From Investing Activities:
Deferred offering costs	(34,070)		(44,535)
Net cash provided by (used for)
investing activities	(34,070)	-	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
	Three Months	Three Months	Dev. Stage)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock	101,000		108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	101,000	-	109,400

Net Increase (Decrease) In Cash	57,867	(15)	1

Cash At The Beginning Of The Period	135	16	-

Cash At The End Of The Period	$58,002	$1	$1

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending March 31, 2009 and September 30, 2008.

For the fiscal quarters ending March 31, 2009 and March 31, 2008, we had no revenues.

Our operating expenses consisted solely of general and administrative expenses for all relevant periods. General and administrative expenses for the fiscal quarter ended March 31, 2009 was $1,590. General and administrative expenses for the fiscal quarter ended March 31, 2008 was $8,368. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $1,590 for the fiscal quarter ended March 31, 2009, compared to a net loss of $8,368 for the fiscal quarter ended March 31, 2008.  .

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $1.00.

Net cash used for operating activities was $15 for the period ended March 31, 2009, compared to cash provided by operating activities of $9,063 for the period ended March 31, 2008.

We will attempt to maintain overhead costs in current operations as we develop revenues.

Cash flows used for investing activities were $-0- for the period ended March 31, 2009, compared to cash used for investing activities of $34,070 for the period ended March 31, 2008.

Cash flows provided by or used for financing activities were $-0- for the period ended March 31, 2009, compared to cash provided by investing activities of $101,000 for the period ended March 31, 2008.

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

However, we may need to raise additional capital resources in the next three months, although we have no present plans to do so.

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

We have had a history of losses.

We incurred a net loss of $1,590 for the fiscal quarter ended March 31, 2009. From December 12, 2006 (date of inception) through March 31, 2009, we had a net loss of $76,494. We may to continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

As of March 31, 2009, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Our common stock currently has a limited trading market and there is no guarantee a trading market will ever develop for our securities.

There is presently no demand for our common stock. There is presently no public market for our shares. While we are listed on the Over-the-Counter Bulletin Board under the trading symbol DTAS.OB, we cannot guarantee that a market will ever be developed for our common stock. As a result, it will be difficult for you to sell any shares you own. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

* Previously filed under cover of Form SB-2 on July 26, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 19, 2009.

Data Storage Consulting Services, Inc.
By:	/s/ Ross Bernstein
Ross Bernstein President and Chief Executive Officer

By:	/s/ Neil Bernstein
Neil Bernstein
Secretary-Treasurer, Principal Accounting Officer, and Financial Officer