Form 10-Q
period 2009-06-30
DATA STORAGE CONSULTING SERVICES, INC.
filed 2009-08-18
CIK 1407313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Data Storage Consulting, Inc.
(Exact name of registrant as specified in its charter)

Colorado	000-53126	20-8096131
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

13990 Braun Road, Golden, CO	80401
(Address of principal executive offices)	(Zip Code)

303- 883-9334
(Registrant's telephone number, including area code)

N/A
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  No N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer (Do not check if a smaller reporting company) 	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 8,929,000.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$16	$-
Total current assets	16	-

Deferred offering costs	10,465	-

Total Assets	$10,481	$-

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$1,605	$9,430
Total current liabilities	1,605	9,430

Total Liabilities	1,605	9,430

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,929,000 shares issued and outstanding	8,929	8,929
Additional paid in capital	64,386	64,386
Deficit accumulated during the development stage	(74,904)	(82,745)

Total Stockholders' Equity	(1,589)	(9,430)

Total Liabilities and Stockholders' Equity	$16	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Dec. 12, 2006
					(Inception of
	Three Months	Three Months	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	40,625	6,251	48,993	7,841	82,767
	40,625	6,251	48,993	7,841	82,767

Income (loss) from operations	(40,625)	(6,251)	(48,993)	(7,841)	(82,767)

Other income (expense):
Interest income	-	-	-	-	22
	-	-	-	-	22
Income (loss) before provision
for income taxes	(40,625)	(6,251)	(48,993)	(7,841)	(82,745)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(40,625)	$(6,251)	$(48,993)	$(7,841)	$(82,745)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	8,929,000	8,929,000	8,895,333	8,929,000

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(48,993)	$(7,841)	$(82,745)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	(695)	7,825	9,430
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	(49,688)	(16)	(64,865)

Cash Flows From Investing Activities:
Deferred offering costs	(34,070)	-	(44,535)
Net cash provided by (used for)
investing activities	(34,070)	-	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
	Six Months	Six Months	Dev. Stage)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Financing Activities:
Sales of common stock	101,000	-	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	101,000	-	109,400

Net Increase (Decrease) In Cash	17,242	(16)	-

Cash At The Beginning Of The Period	135	16	-

Cash At The End Of The Period	$17,377	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position.  Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission, including our registration statement on Form SB-2, as amended. .

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview and Recent History

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

Our headquarters are located at 13990 Braun Road, Golden, CO 80401. Our phone number at our headquarters is (303)883-9334. Our fiscal year end is December 31st.

To date, since inception on December 12, 2006, we have had no revenues and only losses, and we anticipate this continuing for the foreseeable future. Accordingly, until such time that we are profitable, if at all, we will be dependent upon debt and equity financing which may not be available to us. Our auditors are currently of the opinion, and have formally indicated that for the fiscal year ended December 31, 2008, that they doubt our ability to continue as a going concern as a result of our continued net losses.

Plan of Operation

We did not have revenues and only losses since inception on December 12, 2006.  Accordingly, our only source of capital has been the gross proceeds of $101,000 from our registered public offering which closed on March 7, 2008.

As a development stage company in the early phase of developing its business – selling data storage protection and consulting services to small and medium businesses -- our primary efforts have been devoted to developing our business and raising capital. We have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of June 30, 2009, the Company had $0 in cash and other current assets. We estimate that we will require a minimum of approximately $36,000 for operating expenses over the next 12 months.  Since we do not have any cash and cash assets as of June 30, 2009 and we do not anticipate having revenues for the foreseeable future, we will be required to raise additional funds to meet our short goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. We cannot predict if and when we will become profitable and less dependent upon outside financing sources.

If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations, seek joint venture partners, a merger or acquisition candidate, or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company.

Our plan for the next 12 months is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that we can achieve profitability as we are presently organized with sufficient business.

Proposed Milestones

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $3,000 in sales per month to be profitable.

We believe that we can be profitable or at break even by the end of the first quarter of the next fiscal year, assuming sufficient sales of which there is no assurance. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing, if any, is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Results of Operations

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The revenues for the three months ended June 30, 2009 and June 30, 2008 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the three months ended June 30, 2009 and June 30, 2008, were $6,251 and $40,625, respectively. The higher expenses in 2008 were attributable to the payment of the professional fees and costs related to the Company’s 2008 registered public offering.

Similarly, our Net Loss for the three months ended June 30, 2009 and June 30, 2008, were $6,251 and $40,625, respectively.

The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The revenues for the six months ended June 30, 2009 and June 30, 2008 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the six months ended June 30, 2009 and June 30, 2008, were $7,841 and $48,993, respectively. The higher expenses in 2008 were attributable to the payment of the professional fees and costs related to the Company’s 2008 registered public offering.

Similarly, our Net Loss for the six months ended June 30, 2009 and June 30, 2008, were $7,841 and $48,993, respectively.

Generally, the major components of general and administrative expenses to date were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item until and if we become fully operational, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

Also, in general, we believe that overhead cost in current operations should remain fairly constant as (if) revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. We believe that if we can develop sufficient revenues, we could be profitable by the end of the first quarter of fiscal year 2010.

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $0.00.

Net cash used for operating activities was $16 for the six months ended June 30, 2009, compared to cash provided by operating activities of $17,242 for the period ended June 30, 2008.

We will attempt to maintain overhead costs in current operations as we develop revenues.

Presently, we believe that we can attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to expand into additional locations, which we have no plans to do at this time.

We believe that the principal source of our liquidity will be our operations. Our variation in revenues is based upon the level of our sales activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in interior design work will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the interior design projects and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Since we had no available cash resources on June 30, 2009 and we do not anticipate sufficient revenues in the foreseeable future, we intend to seek additional funding (debt or equity) from outside sources (and possibly from our officers and directors) for pursuing our business plan, to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

Our future capital requirements will depend upon many factors, including the expansion of our business operations.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Significant Accounting Policies

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this document. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

  None

  ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, the need for additional capital; the fact that our accountants have expressed doubts about our ability to continue as a going concern; among other factors. The Company management is aware of these risks and has attempted to establish the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure. For more specific detail regarding the risks inherent in an investment in the Company, shareholders and prospective investors are also referred to the “Risk Factors” section of the Company’s registration statement filed with the Securities and Exchange Commission on Form SB-2, as amended. See www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, CEO

Exhibit 31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002, CFO

Exhibit 32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, CEO

Exhibit 32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, CFO

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Storage Consulting, Inc.
(Registrant)

By:/s/Ross Bernstein	Date: August 18, 2009
Ross Bernstein, President/Chief Executive
Officer

By:/s/ Neil Bernstein	Date: August 18, 2009

Neil Bernstein, Secretary/Treasurer
Principal Accounting Officer and Financial Officer