Form 10-Q
period 2009-09-30
DATA STORAGE CONSULTING SERVICES, INC.
filed 2009-11-12
CIK 1407313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Data Storage Consulting, Inc.

 (Exact name of registrant as specified in its charter)

———————

Colorado	000-53126	20-8096131
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

13990 Braun Road , Golden, CO 80401

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ¨ Yes ¨ No N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 8,929,000.

INDEX

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	3

	Balance Sheets– September 30, 2009 (Unaudited) and December 31, 2008 (audited)	4

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008, and from inception through September 30, 2009 (all unaudited)	5

	Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2009 and 2008, and from inception through September 30, 2009 (all unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

ITEM 4T.	Controls and Procedures.	14

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	15

ITEM 1A.	Risk factors.	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

ITEM 3.	Defaults Upon Senior Securities.	15

ITEM 4.	Submission of Matters to a Vote of Security Holders.	15

ITEM 5.	Other Information.	15

ITEM 6.	Exhibits.	16

	Signatures.	16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DATA STORAGE CONSULTING SERVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended September 30, 2009

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2008	Sept 30, 2009
		(Unaudited)
ASSETS

Current assets
Cash	$16	$-
Total current assets	16	-

Deferred offering costs	10,465	-

Total Assets	$10,481	$-

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$3,108
Related party payables	$1,605	$9,430
Total current liabilities	1,605	12,538

Total Liabilities	1,605	12,538

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,929,000 shares issued and outstanding	8,929	8,929
Additional paid in capital	64,386	73,159
Deficit accumulated during the development stage	(74,904)	(94,626)

Total Stockholders' Equity	(1,589)	(12,538)

Total Liabilities and Stockholders' Equity	$16	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Dec. 12, 2006
					(Inception of
	Three Months	Three Months	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Ended	Ended	Through
	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	16,644	11,881	65,656	19,722	94,648
	16,664	11,881	65,656	19,722	94,648

Income (loss) from operations	(16,644)	(11,881)	(65,656)	(19,722)	(94,648)

Other income (expense):
Interest income	3	-	22	-	22
	3	-	22	-	22
Income (loss) before provision
for income taxes	(16,641)	(11,881)	(65,634)	(19,722)	(94,626)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(16,641)	$(11,881)	$(65,634)	$(19,722)	$(94,626)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	(0.00)

Weighted average number of
common shares outstanding	8,929,000	8,929,000	8,906,556	8,929,000	8,929,000

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Sept 30, 2008	Sept 30, 2009	Sept 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(48,993)	$(19,722)	$(94,626)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	(695)	7,825	9,430
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	(49,688)	(8,789)	(94,626)

Cash Flows From Investing Activities:
Deferred offering costs	(34,070)	-	(34,070)
Net cash provided by (used for)
investing activities	(34,070)	-	(44,535)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
	Nine Months	Nine Months	Dev. Stage)
	Ended	Ended	Through
	Sept 30, 2008	Sept 30, 2009	Sept 30, 2009

Cash Flows From Financing Activities:
Sales of common stock	101,000	-	108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	101,000	8,773	118,173

Net Increase (Decrease) In Cash	17,242	(16)	-

Cash At The Beginning Of The Period	135	16	-

Cash At The End Of The Period	$17,377	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

On August 17, 2009, Joseph Meuse was appointed to the Board of Directors as well as President of the Company.  On the same date, Ross Bernstein, Neil Bernstein, Kirk Hanson, and William Hartman resigned from all positions held in the Company.

On August 26, 2009, the company entered into a material definitive agreement with Belmont Partners, LLC (“Belmont”) by which Belmont acquired six million five hundred thousand (6,500,000) shares of the Company’s common stock.   This transation was approved by the Company’s Board of Directors in a special meeting held on August 17, 2009, and by a majority of the Company’s shareholders through a written shareholder consent executed on the same date.  The transaction with Belmont closed on September 2, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 72.8% of the Company’s outstanding capital stock.  Concurrent with this change of control, the Company’s headquarters moved from 13990 Braun Road, Golden, CO 80401 to 360 Main Street, Washington, VA  22747. Our phone number at our headquarters is (540)675-3149. Our fiscal year end is December 31st.

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

Results of Operations

The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The revenues for the three months ended September 30, 2009 and September 30, 2008 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the three months ended September 30, 2009 and September 30, 2008, were $11,881 and $16,644, respectively. The higher expenses in 2008 were attributable to the payment of the professional fees and costs related to the Company’s 2008 registered public offering.

Similarly, our Net Loss for the three months ended September 30, 2009 and September 30, 2008, were $11,881 and $16,644, respectively.

The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The revenues for the nine months ended September 30, 2009 and September 30, 2008 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the nine months ended September 30, 2009 and September 30, 2008, were $19,722 and $65,656, respectively. The higher expenses in 2008 were attributable to the payment of the professional fees and costs related to the Company’s 2008 registered public offering.

Similarly, our Net Loss for the nine months ended September 30, 2009 and September 30, 2008, were $19,722 and $65,634, respectively.

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

Also, in general, we believe that overhead cost in current operations should remain fairly constant as (if) revenues develops. Each dollar of revenue will have minimal offsetting overhead cost. We believe that if we can develop sufficient revenues, we could be profitable by the end of the first quarter of fiscal year 2010.

Liquidity and Capital Resources

As of September 30, 2009, we had cash or cash equivalents of $0.00.

Net cash used for operating activities was $8,789 for the nine months ended September 30, 2009, compared to cash provided by operating activities of $66,329 for the period ended September 30, 2008.

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

Since we had no available cash resources on September 30, 2009 and we do not anticipate sufficient revenues in the foreseeable future, we intend to seek additional funding (debt or equity) from outside sources (and possibly from our officers and directors) for pursuing our business plan, to the extent that our operations do not generate sufficient levels of profitability and cash flow. Should we seek to raise additional capital, there can be no assurances that such capital can be raised on satisfactory terms, on a timely basis, or at all. In the event that we are unable to raise the additional capital (or a significant portion of it) that we require, we will not be able to execute our business plan which may result in the termination of our operations.

Our future capital requirements will depend upon many factors, including the expansion of our business operations.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Data Storage Consulting, Inc.

(Registrant)

By:/s/Joseph Meuse	Date: November 10, 2009
Joseph Meuse, President/Chief Executive
Officer

By:/s/ Joseph Meuse	Date: November 10, 2009

Joseph Meuse,
Principal Accounting Officer and Financial Officer