Form 10-K
period 2009-12-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2010-03-24
CIK 1407313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Data Storage Consulting Services, Inc.

(Exact name of registrant as specified in its charter)

Colorado	000-53126	20-8096131
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

360 Main Street, Washington, VA		22747
(Address of principal executive offices)		(Zip Code)

540-675-3149

(Registrant's telephone number, including area code)

None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2009, the number of the Company's shares of par value, $0.001, common stock outstanding was 8,929,000.

INDEX

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Business	4

ITEM 1A.	Risk Factors	6

ITEM 2.	Property	7

ITEM 3.	Legal Proceedings	7

ITEM 4.	Submission of Matters to a Vote of Security Holders	7

	PART II – OTHER INFORMATION

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7

ITEM 6.	Selected Financial Data	8

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Financial Statements and Supplementary Data	11

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19

ITEM 9A(T)	Controls and Procedures

ITEM 9B.	Other Information

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	20

ITEM 11.	Executive Compensation	21

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	22

ITEM 14.	Principal Accountant Fees and Services	22

ITEM 15.	Exhibits Financial Statement Schedules	22

Financial Statements pages

Signatures		23

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The primarly focus of Data Storage Consulting Services, Inc. since September 2009, has been to locate and acquire a development stage company with technology assets.  From inception on December 12, 2006, to September 2009, Data Storage Consulting Services, Inc. sold data storage protection and consulting services to small and medium-sized businesses.  We have a limited history of operations.  Our auditors have expressed doubts about our ability to continue as a going concern.  We were incorporated in the State of Colorado on December 12, 2006.  Prior to September 2009, our operations were limited to the State of Colorado; however, following the relocation of our corporate headquarters in September 2009, our plan of operation has been to actively pursue companies with assets and developing businesses with which to merge or acquire.  We intend to acquire such assets and emerging businesses that our management believes are well positioned for future growth.

On March 7, 2008, we closed our registered public offering. We sold a total of 404,000 common shares at a price of $.25 per share, for a total of $101,000.

In September 2009, our headquarters moved to 360 Main St., Washington, VA 22747.  Our phone number at our headquarters is (540) 675-3149.  Our fiscal year end is December 31.

Selection of a Business Combination

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality.  Therefore, we may have to wait some time before consummating a suitable transaction.  Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Although our focus may be on opportunities related to the technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications, rather we intend to consider business opportunities in any business or industry segment.  Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture.  Accordingly, the Company will not initially be able to diversify and will be limited to one merger or acquisition.  The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes.  The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.  Management anticipates that any opportunity in which we participate will present certain risks.  Many of these risks cannot be adequately identified prior to selection of a specific opportunity.  Our shareholders must therefore depend on the ability of management to identify and evaluate such risks.  Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity and the respective needs and desires of the Company and other parties. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity, many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we are currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Organization

We are comprised of one corporation with no subsidiaries.

Raw Materials

The use of raw materials is not a material factor in our operations at the present time.

Backlog

At December 31, 2009, we had no backlogs.

Employees

At this time we have no full time employees.  Joseph Meuse, our sole officer and Director, donates approximately 10% of his time to Company activities.

While Mr. Meuse has extensive experience in business start ups and consulting, as we expand, we may hire additional employees.  However, at this time, we have no present plans to do so.  We may hire part-time help as needed from time-to-time for specific projects.  We do not pay salaries to our officers; however, we reimburse them for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved.  We do not currently pay for vacation, holidays or provide major medical coverage.  None of our officers or Directors is a party to any employment agreement; however, we may adopt such plans in the future.

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

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC).  Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov

Our investor relations department can be contacted at our principal executive office located at 360 Main St., Washington, VA  22747.  Our telephone number is (540) 675-3149.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any office equipment.  Our office space, located at 360 Main St., Washington, VA, is provided by our sole officer and Director at no cost.  We currently carry no inventory and have no other property.  There are no immediate plans to acquire any inventory or property.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 5, 2010, there were fifty-nine (59) record holders of our common stock and there were 8,929,000 shares of our common stock outstanding.

.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol DTAS.OB.  The shares became trading in October, 2008, but there is no extensive history of trading.  The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Stock Transfer Agent

The stock transfer agent for our securities is Pacific Stock Transfer of Las Vegas, Nevada.  Their address is 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119.  Their phone number is (702) 361-3033.

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

Results of Operations

From our inception on December 12, 2006, through December 31, 2009, we generated no revenue.  As a result we have no operating history upon which to evaluate our business.  In addition, we have a history of losses.  We had a net loss of $21,221.68 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate and acquire an operating business generating revenues.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended December 31, 2009 were $21,221.68.  Operating expenses for the fiscal year ended December 31, 2008 were $66,376.  Our operating expenses from inception (December 12, 2006) through the fiscal year ended December 31, 2009, were $96,147.68.  The major component of operating expenses to date are professional fees.

We plan to make every effort to keep operating expenses constant as we seek potential business opportunities.  We do not plan to carry any inventory; therefore, each additional sale or service, and correspondingly, the gross profit of such sale or service, should have minimal offsetting operating expenses.  Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $21,221.68 for the fiscal year ended December 31, 2009.  For the fiscal year ended December 31, 2008, we had a net loss of $66,354.  From inception (December 12, 2006) through December 31, 2009, we had a net loss of $96,125.68.

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

Liquidity and Capital Resources

As of December 31, 2009, we had cash or cash equivalents of $0.

Net cash used for operating activities was $8,789.18 for the fiscal year ended December 31, 2009, compared to  net cash used for operating activities of $67,049 for the fiscal year ended December 31, 2008.

Cash flows used by investing activities was $0 for the fiscal year ended December 31, 2009, and $34,070 for the fiscal year ended December 31, 2008.

Cash flows provided by financing activities accounted for $8,773.18 for the fiscal year ended December 31, 2009,and for $101,000 for the fiscal year ended December 31, 2008.   While the cash flows for fiscal year ended December 31, 2009 were for paid in capital, cash flows for the previous fiscal year ended December 31, 2008, were related to sales of stock pursuant to our registered public offereing which closed in March 2008.  Pursuant to that offereing, we sold a total of 404,000 common shares at a price of $.25 per share, for a total of $101,000.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop a new business plan or seek a potential operating company to acquire.

Until the Company’s operations become cash flow positive, our sole officer and Director will fund the operations to continue the business.  At this time, we have no other resources for cash without his assistance.

Our principle source of liquidity will be financing activities.  We expect variation in these financing activities to account for the difference between a profit and a loss.  In any case, we try to operate with minimal overhead.  Our primary activity will be to seek to acquire an operating business generating revenues.  If we succeed in finding such an opportunity, we expect ot become profitable.  We cannot guarantee that this will ever occur.  Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATA STORAGE CONSULTING SERVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Audited)

Fiscal Year Ended December 31, 2009

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

Phone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Data Storage Consulting Services, Inc.

Englewood, Colorado

I have audited the accompanying balance sheets of Data Storage Consulting Services, Inc. as of December 31, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 12, 2006 (inception of the development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Storage Consulting Services, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from December 12, 2006 (inception of the development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 13, 2010	RONALD R. CHADWICK, P.C.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009
ASSETS

Current assets
Cash	$16	$-
Total current assets	16	-

Deferred offering costs	-	-

Total Assets	$16	$-

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$1,500
Related party payables	1,605	-
Total current liabilities	1,605	1,500

Total Liabilities	1,605	1,500

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,929,000 shares issued and outstanding;	8,929	8,929
Additional paid in capital	64,386	76,924
Deficit accumulated during the development stage	(74,904)	(87,353)

Total Stockholders' Equity	(1,589)	(1,500)

Total Liabilities and Stockholders' Equity	$16	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Revenue	$-	$-	$-

Operating expenses:
General and administrative	66,376	12,449	87,375
	66,376	12,449	87,375

Income (loss) from operations	(66,376)	(12,449)	(87,375)

Other income (expense):
Interest income	22	-	22
	22	-	22

Income (loss) before provision
for income taxes	(66,354)	(12,449)	(87,353)

Provision for income tax	-	-	-

Net income (loss)	$(66,354)	$(12,449)	$(87,353)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	8,844,833	8,929,000

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid In	During The	holders'
	Shares	($.001 Par)	Capital	Dev. Stage	Equity

Balances at December 31, 2007	8,525,000	$8,525	$8,325	$(8,550)	$8,300

Sales of common stock (public
offering - net of deferred offering
costs of $44,535)	404,000	404	56,061		56,465

Net income (loss) for the year				(66,354)	(66,354)

Balances at December 31, 2008	8,929,000	$8,929	$64,386	$(74,904)	$(1,589)

Debt relief - related party			12,538		12,538

Net income (loss) for the year				(12,449)	(12,449)

Balances at December 31, 2009	8,929,000	$8,929	$76,924	$(87,353)	$(1,500)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(66,354)	$(12,449)	$(87,353)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	(695)	12,433	14,038
Compensatory stock issuances			8,450
Net cash provided by (used for)
operating activities	(67,049)	(16)	(64,865)

Cash Flows From Investing Activities:
Deferred offering costs	(34,070)	-	(44,535)
Net cash provided by (used for)
investing activities	(34,070)	-	(44,535)

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock	101,000		108,500
Paid in capital			900
Net cash provided by (used for)
financing activities	101,000	-	109,400

Net Increase (Decrease) In Cash	(119)	(16)	-

Cash At The Beginning Of The Period	135	16	-

Cash At The End Of The Period	$16	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In 2009 a former officer contributed $12,538 owed to him to the capital of the Company.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

6

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

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

At December 31, 2008 and 2009 the Company had approximately $75,000 and $87,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset of approximately $15,000 and $17,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was approximately $13,300 and $2,000.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

ii.  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U.S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)
Joseph Meuse	39	President, Chief Executive Officer and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Joseph Meuse, age 39, resides in Warrenton, VA.  Mr. Meuse has been involved with corporate restructuring since 1995.  He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle

Capital Partners. Mr. Meuse maintains a position as a Board Member of numerous public entities including iDcentrix, Inc., Luke Entertainment, Inc., Action Industries, Inc., and Global Technologies Ltd.  Mr. Meuse attended the College of William and Mary.

Family Relationships

There are no family relationship among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. A total of 8,929,000 shares are issued and outstanding.

Name and Address Beneficial Owner(1)	No. of Shares	Percentage of Ownership

Ross Bernstein 13990 Braun Road, Golden, CO 80401	1,946,210	21.8%

Belmont Partners, LLC Joseph Meuse, sole Managing Member 360 Main Street Washington, VA 22747	4,553,790	51.0%

Deborah Alderman 1850 Bassett Street #1225 Denver, CO 80202	600,000	6.7%

All Officers and Directors as a Group (one person)	4,553,790	51.0%

(1)	All shares of owned beneficially or of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We rent office space from our sole Director and officer, Joseph Meuse, under a verbal month to month lease for which we pay no rent per month.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $______ for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,500 for the period ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

Data Storage Consulting, Inc.
(Registrant)

By:/s/Joseph Meuse	Date: March 24, 2010
Joseph Meuse, President/Chief Executive
Officer

By:/s/ Joseph Meuse	Date: March 24, 2010

Joseph Meuse,
Principal Accounting Officer and Financial Officer