Form 10-Q
period 2010-03-31
DATA STORAGE CONSULTING SERVICES, INC.
filed 2010-05-17
CIK 1407313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

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
———————

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐   N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2010, the number of the Company's shares of par value, $0.001, common stock outstanding was 8,929,000.

DATA STORAGE CONSULTING SERVICES, INC.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

	Mar. 31, 2010	Dec. 31, 2009
	(unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES
& STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$25	$1,500
Related party payables	-	-
Total current liabilities	25	1,500

Total Liabilities	$25	$1,500

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
8,929,000 shares issued and outstanding;	8,929	8,929
Additional paid in capital	78,424	76,924
Deficit accumulated during the development stage	(87,378)	(87,353)

Total Stockholders' Equity	(25)	(1,500)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Three Months Ended	Three Months Ended	Through
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	25	1,590	87,400
	25	1,590	87,400

Income (loss) from operations	(25)	(1,590)	(87,400)

Other income (expense):
Interest income	-	-	22
	-	-	22

Income (loss) before provision for income taxes	(25)	(1,590)	(87,378)

Provision for income tax	-	-	-

Net income (loss)	$(25)	$(1,590)	$(87,378)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,929,000	8,929,000

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Dec. 12, 2006
			(Inception of
			Dev. Stage)
	Three Months Ended	Three Months Ended	Through
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(25)	$(1,590)	$(87,378)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accrued payables	(1475)	1,575	12,563
Compensatory stock issuances	-	-	8,450
Net cash provided by (used for) operating activities	(1500)	(15)	(66,365)

Cash Flows From Investing Activities:
Deferred offering costs	-	-	(44,535)
Net cash provided by (used for) investing activities	-	-	(44,535)
Cash Flows From Financing Activities:
Sales of common stock	-	-	108,500
Paid in capital	1,500	-	900
Net cash provided by (used for) financing activities	1,500	-	109,400

Net Increase (Decrease) In Cash	-	(15)	-

Cash At The Beginning Of The Period	-	15	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In 2009 a former officer contributed $12,538 owed to him to the capital of the Company.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DATA STORAGE CONSULTING SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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

Revenue recognition
Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Fiscal year

The Company employs a fiscal year ending December 31.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

At December 31, 2008 and 2009 the Company had approximately $75,000 and $87,000 in unused federal net operating loss carry forwards, which begin to expire principally in the year 2026. A deferred tax asset of approximately $15,000 and $17,000 resulting from the loss carry forward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was approximately $13,300 and $2,000.

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

NOTE 4: SUBSEQUENT EVENTS

On April 19, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) whereby Sunrise Capital International, Inc. purchased 4,553,790 common stock shares, or approximately 51.00%, of the issued and outstanding common stock of the Company, from Belmont Partners, LLC.

On April 19, 2010, Joseph Meuse, the Company’s former President and sole director, resigned his former position as President and Secretary.  On the same date, Sheng Zhou was named President, Secretary and Director of the Company.  Sheng Zhou is the Executive Director of Sunrise Capital International, Inc.  Such resignation and appointments were effective as of the April 19, 2010 with respect to the officers of the Company.  The resignation of the former director Joseph Meuse and the appointment of Sheng Zhou as the new director became effective on the tenth day following the mailing by the Company of an information statement that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.

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

Overview and Recent History

Data Storage Consulting Services, Inc. sells data storage protection and consulting services to small and medium businesses. We market and sell our products and services directly to business end users. We have a limited history of operations. Prior to September 2009, our operations were limited to the State of Colorado; however, following the relocation of our corporate headquarters in September 2009, our plan of operation has been to actively pursue companies with assets and developing businesses with which to merge or acquire.  We intend to acquire such assets and emerging businesses that our management believes are well positioned for future growth.

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

On August 26, 2009, the company entered into a material definitive agreement with Belmont Partners, LLC (“Belmont”) by which Belmont acquired six million five hundred thousand (6,500,000) shares of the Company’s common stock.   This transaction was approved by the Company’s Board of Directors in a special meeting held on August 17, 2009, and by a majority of the Company’s shareholders through a written shareholder consent executed on the same date.  The transaction with Belmont closed on September 2, 2009.  Following the transaction, Belmont Partners, LLC controlled approximately 72.8% of the Company’s outstanding capital stock.

On April 19, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) whereby Sunrise Capital International, Inc. purchased 4,553,790 common stock shares, or approximately 51.00%, of the issued and outstanding common stock of the Company, from Belmont Partners, LLC.

On April 19, 2010, Joseph Meuse, the Company’s former President and sole director, resigned his former position as President and Secretary.  On the same date, Sheng Zhou was named President, Secretary and Director of the Company.  Sheng Zhou is the Executive Director of Sunrise Capital International, Inc.  Such resignation and appointments were effective as of the April 19, 2010 with respect to the officers of the Company.  The resignation of the former director Joseph Meuse and the appointment of Sheng Zhou as the new director became effective on the tenth day following the mailing by the Company of an information statement that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.

In September 2009, our headquarters moved to 360 Main St., Washington, VA 22747.  Our phone number at our headquarters is (540) 675-3149.  Our fiscal year end is December 31.

To date, since inception on December 12, 2006, we have had no revenues and only losses, and we anticipate this continuing for the foreseeable future. Accordingly, until such time that we are profitable, if at all, we will be dependent upon debt and equity financing which may not be available to us. Our auditors are currently of the opinion, and have formally indicated that for the fiscal year ended December 31, 2009, they doubt our ability to continue as a going concern as a result of our continued net losses.

Results of Operations

The Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The revenues for the three months ended March 31, 2010 and March 31, 2009 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the three months ended March 31, 2010 and March 31, 2009, were $25 and $1590, respectively. The lower expenses in 2009 were attributable to a reduction in independent contracts, professional fees and prepaid expenses.

Similarly, our Net Loss for the three months ended March 31, 2010 and March 31, 2009, were $25 and $1590, respectively.

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

Liquidity and Capital Resources

As of March 31. 2010, we had cash or cash equivalents of $0.00.

Net cash used for operating activities was $0 for the three months ended March 31, 2010, compared to cash provided by operating activities of $15 for the period ended March 31, 2009.  The decrease in net cash used for the three months ended March 31, 2010 was attributable to reduced operating expenses, specifically reduced general and administrative expenses from 2009 to 2010.

Cash flows provided by investing activities was $0 for the three months ended March 31, 2010 and for the same period in 2009.

Cash flows used by financing activities was $1,500 for the three months ended March 31, 2010 as compared to $0 for the same period in 2009.  This increase was primarily the result of an increase in paid in capital of $1,500.

Until the Company’s operations become cash flow positive, our sole officer and Director will fund the operations to continue the business.  At this time, we have no other resources for cash without his assistance.

Our principle source of liquidity will be financing activities.  We expect variation in these financing activities to account for the difference between a profit and a loss.  In any case, we try to operate with minimal overhead.  Our primary activity will be to seek to acquire an operating business generating revenues.  If we succeed in finding such an opportunity, we expect to become profitable.  We cannot guarantee that this will ever occur.  Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 4T - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Principal  Executive Officer and the Principal Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  OTHER INFORMATION.

None.

ITEM 5. EXHIBITS.

Exhibit 31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Data Storage Consulting, Inc.
(Registrant)

By:/s/Sheng Zhou	Date: May 14, 2010
Sheng Zhou, President, Secretary and Director
(Principal executive officer and principal financial officer)